Form 10-K
period 2022-12-31
BMW Vehicle Lease Trust 2021-2
filed 2023-03-28
CIK 1880433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number of issuing entity: 333-227645-04
Commission file number of depositor: 333-227645

BMW VEHICLE LEASE TRUST 2021-2
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001880433

BMW AUTO LEASING LLC
(Exact name of depositor and registrant as specified in its charter)
Central Index Key Number of depositor and registrant: 0001126530

BMW FINANCIAL SERVICES NA, LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541188

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	22-2013053 (I.R.S. Employer Identification No.)

c/o BMW Financial Services NA, LLC 300 Chestnut Ridge Road Woodcliff Lake, NJ (Address of principal executive offices of issuing entity)	07677-7739 (Zip Code)
Registrant’s telephone number, including area code: (201) 307-4000

Securities registered pursuant to Section 12(b) of the Act: None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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
☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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
The following five paragraphs are disclosures received from U.S. Bank National Association (“U.S. Bank N.A.”), which serves as the indenture trustee under the indenture for the BMW Vehicle Lease Trust 2021-2 transaction.
U.S. Bank N.A. and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank N.A. and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.
U.S. Bank N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank N.A. cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S.

Bank N.A. in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank N.A. concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.
U.S. Bank N.A. has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.
U.S. Bank N.A. denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.
The following paragraph is disclosure received from The Bank of New York Mellon, which serves as trustee under the trust agreement creating Financial Services Vehicle Trust, which agreement was amended and restated as of September 27, 1996, by and between BMW Manufacturing L.P. and BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as trustee.
In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

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
Item 14.          Principal Accountant Fees and Services.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of BMW Financial Services NA, LLC and U.S. Bank N.A. (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the asset pool owned by the Issuing Entity during the year ended December 31, 2022 (the “2022 Reporting Period”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2022, and for the 2022 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.
Neither the Report on Assessment nor the Attestation Report for BMW Financial Services NA, LLC has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to BMW Financial Services NA, LLC.
Neither the Report on Assessment nor the Attestation Report for U.S. Bank N.A. has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to U.S. Bank N.A.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

BMW Financial Services NA, LLC has been identified by the registrant as a servicer during the 2022 Reporting Period with respect to the assets pool owned by the Issuing Entity.  BMW Financial Services NA, LLC has provided a statement of compliance for the 2022 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

BMW VEHICLE LEASE TRUST 2021-2
(Issuing Entity)

	By:	BMW FINANCIAL SERVICES NA, LLC,
as servicer

March 28, 2023	By:	/s/ Ole Jensen
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